Form 10-K
period 2006-12-31
Wells Fargo Mortgage Backed Securities 2006-AR6 Trust
filed 2007-03-30
CIK 1354857

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-129159-07

       Wells Fargo Mortgage Backed Securities 2006-AR6 Trust
       (exact name of issuing entity as specified in its charter)

       Wells Fargo Asset Securities Corporation
       (exact name of the depositor as specified in its charter)

       Wells Fargo Bank, N.A.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196629
  (State or other jurisdiction of                   54-2196630
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


  Item 1123 of Regulation AB, Servicer Compliance Statement.



            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4.1) Pooling and Servicing Agreement, dated as of March 30, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

  (10.1) Servicing Agreement, dated March 30, 2006, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

  (10.2) Mortgage Loan Purchase Agreement, dated March 30, 2006, incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      b) U.S. Bank, National Association, as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      b) U.S. Bank, National Association, as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      b) U.S. Bank, National Association, as Trustee <F2>
      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F2>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F2>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under Regulation AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Wells Fargo Mortgage Backed Securities 2006-AR6 Trust
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Joshua Kelly
    Joshua Kelly, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement, dated as of March 30, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

  (10.1) Servicing Agreement, dated March 30, 2006, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

  (10.2) Mortgage Loan Purchase Agreement, dated March 30, 2006, incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) U.S. Bank, National Association, as Trustee
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) U.S. Bank, National Association, as Trustee
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Wells Fargo Asset Securities Corporation
  Mortgage Pass-Through Certificates,
  Series 2006-AR6

  I, Joshua Kelly, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Wells Fargo Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2006-AR6 Trust
     (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. I am responsible for reviewing the activities performed by the Master Servicer and based upon my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the Master Servicer has fulfilled its obligations under the pooling and servicing agreement, dated March 30, 2006, among Wells Fargo Asset Securities Corporation, as depositor, Wells Fargo Bank, N.A., as master servicer, and U.S. Bank National Association, as trustee; and

  5. All of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.


     Dated:    March 30, 2007

     /s/ Joshua Kelly
     Signature

     Vice President
     Title


EX-33 (a)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (b)
Management's Assertion

Report on Compliance with Applicable Servicing Critetia Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

US BANK NATIONAL ASSOCIA1ION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January l, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain explanations
                  for reconciling items. These reconciling
                  items are resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the terms
                  specified in the transaction agreements;
                  (C) are filed with the Commission as
                  required by its rules and regulations;
                  and (D) agree with the investors' or
                  trustee's records as to the total unpaid
                  principal balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool asset (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with
                  applicable pool asset documents and
                  state laws; and (C) such funds are
                  returned to the obligor within 30 calendar
                  days of full repayment of the related
                  pool assets, or such other number of days
                  specified in the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (c)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (f)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(iii), 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(iv) through 1122 (d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (c)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (c)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


                Series                                                                  Shelf
BNC 2006-2      BNC Mortgage Loan Trust 2006-2                                          Lehman          106     713
BAF 2006-7      Banc of America Funding 2006-7 Trust                                    Bank of America 106     S05
BAF 2006-8T2    Banc of America Funding 2006-8T2 Trust                                  Bank of America 106     S06
BAF 2006-G      Banc of America Funding 2006-G Trust                                    Bank of America 708     444
BST 2006-2      Bear Steams ARM Trust 2006-2                                            Bear Stearns    708     342
BSL 2006-5      Bear Steams ALT-A Trust 2006-5                                          Bear Stearns    708     348
BSA 2006-3      Bear Steams Asset Backed Securities I Trust 2006-3                      Bear Stearns    708     368
BSL 2006-4      Bear Stearns ALT-A Trust 2006-4                                         Bear Stearns    708     369
BSA 2006-SD4    Bear Steams Asset Backed Securities Trust 2006-SD4                      Bear Stearns    708     457
CMLTI 2006-FX1  Citigroup Mortgage Loan Trust 2006-FX1                                  Citigroup       106     C19
DAL 2006-AR6    Deutsche Alt-A Securities Mortgage Loan Trust, Series 2006-AR6          Deutsche        106     X20
GSA 2006-15     GSAA Home Equity Trust 2006-15                                          Goldman Sachs   106     G15
GSA 2006-8      GSAA Home Equity Trust 2006-8                                           Goldman Sachs   708     B77
JPMMT 2006-S3   J.P. Morgan Mortgage Trust 2006-S3                                      JP Morgan       708     380
JPMMT 2006-A6   J.P. Morgan Mortgage Trust 2006-A6                                      JP Morgan       708     455
JPMMT 2006-Al   J.P. Morgan Mortgage Trust 2006-Al                                      JP Morgan       708     B10
JPMAC 2006-WF1  J.P. Morgan Mortgage Acquisition Trust 2006-WF1                         JP Morgan       708-396
SAIL 2006-BN1   Structured Asset Investment Loan Trust 2006-BNC1                        Lehman          106     713
SAIL 2006-BN2   Structured Asset Investment Loan Trust 2006-BNC2                        Lehman          106     717
SAIL 2006-BN3   Structured Asset Investment Loan Trust 2006-BNC3                        Lehman          106     725
SARM 2006-5     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-5           Lehman          708     345
SAIL 2006-4     Structured Asset Investment Loan Trust 2006-4                           Lehman          708     364
SASC 2006-WF2   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF2    Lehman          708     367
SARM 2006-6     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-6           Lehman          708     373
SASC 2006-WF3   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF3    Lehman          708     441
LMT 2006-5      Lehman Mortgage Trust 2006-5                                            Lehman          708     442
SARM 2006-8     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-8           Lehman          708     450
SAIL 2006-1     Structured Asset Investment Loan Trust 2006-1                           Lehman          708     B02
SARM 2006-2     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-2           Lehman          708     B40
SASC 2006-BC1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC1    Lehman          708     B41
SAIL 2006-2     Structured Asset Investment Loan Trust 2006-2                           Lehman          708     B47
SARM 2006-1     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-1           Lehman          708     B56
SASC 2006-WF1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF1    Lehman          708     B58
SARM 2006-4     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4           Lehman          708     B76
SASC 2006-AM1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1    Lehman          103     716
MLM 2006-A04    Merrill Lynch Mortgage Investors Trust, Series 2006-A4                  Merrill Lynch   708     376
MLM 2006-AF1    Merrill Lynch Mortgage Investors Trust, Series 2006-AF1                 Merrill Lynch   708     454
MLC 2006-3      Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3              Merrill Lynch   708     832
MLM 2006-A03    Merrill Lynch Mortgage Investors Trust, Series 2006-A3                  Merrill Lynch   708     B31
MSML 2006-2     Morgan Stanley Mortgage Loan Trust 2006-2                               Morgan Stanley  106     P39
MSML 2006-7     Morgan Stanley Mortgage Loan Trust 2006-7                               Morgan Stanley  106     P46
MSML 2006-11    Morgan Stanley Mortgage Loan Trust 2006-11                              Morgan Stanley  106     P56
MSML 2006-12X   Morgan Stanley Mortgage Loan Trust 2006-12XS                            Morgan Stanley  106     P65
MSML 2006-13AR  Morgan Stanley Mortgage Loan Trust 2006-13ARX                           Morgan Stanley  106     P66



(page)



NHEL 2006-WF1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-WF1  Nomura          106     Q54
NHEL 2006-HE1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-HE1  Nomura          708     H02
MASTR 2006-1    Mastr Asset Securitization Trust 2006-1                                 UBS             708     H02
MARM 2006-2     MASTR Adjustable Rate Mortgages Trust 2006-2                            UBS             708     H04
MASTR 2006-2    MASTR Asset Securitization Trust 2006-2                                 UBS             708     Q54
WFHET 2006-3    Wells Fargo Home Equity Asset-Backed Securities 2006-3 Trust            Wells Fargo     708     843
WFMBS 2006-1    Wells Fargo Mortgage Backed Securities 2006-1 Trust                     Wells Fargo     708     JD
WFMBS 2006-2    Wells Fargo Mortgage Backed Securities 2006-2 Trust                     Wells Fargo     708     JD
WFMBS 2006-3    Wells Fargo Mortgage Backed Securities 2006-3                           Wells Fargo     708     JD
WFMBS 2006-4    Wells Fargo Mortgage Backed Securities 2006-4 Trust                     Wells Fargo     708     JD
WFMBS 2006-5    Wells Fargo Mortgage Backed Securities 2006-5 Trust                     Wells Fargo     708     JD
WFMBS 2006-6    Wells Fargo Mortgage Backed Securities 2006-6 Trust                     Wells Fargo     708     JD
WFMBS 2006-7    Wells Fargo Mortgage Backed Securities 2006-7 Trust                     Wells Fargo     708     JD
WFMBS 2006-8    Wells Fargo Mortgage Backed Securities 2006-8 Trust                     Wells Fargo     708     JD
WFMBS 2006-9    Wells Fargo Mortgage Backed Securities 2006-9 Trust                     Wells Fargo     708     JD
WFMBS 2006-10   Wells Fargo Mortgage Backed Securities 2006-10 Trust                    Wells Fargo     708     JD
WFMBS 2006-11   Wells Fargo Mortgage Backed Securities 2006-11 Trust                    Wells Fargo     708     JD
WFMBS 2006-12   Wells Fargo Mortgage Backed Securities 2006-12 Trust                    Wells Fargo     708     JD
WFMBS 2006-13   Wells Fargo Mortgage Backed Securities 2006-13 Trust                    Wells Fargo     708     JD
WFMBS 2006-14   Wells Fargo Mortgage Backed Securities 2006-14 Trust                    Wells Fargo     708     JD
WFMBS 2006-15   Wells Fargo Mortgage Backed Securities 2006-15 Trust                    Wells Fargo     708     JD
WFMBS 2006-16   Wells Fargo Mortgage Backed Securities 2006-16 Trust                    Wells Fargo     708     JD
WFMBS 2006-17   Wells Fargo Mortgage Backed Securities 2006-17 Trust                    Wells Fargo     708     JD
WFMBS 2006-18   Wells Fargo Mortgage Backed Securities 2006-18 Trust                    Wells Fargo     708     JD
WFMBS 2006-19   Wells Fargo Mortgage Backed Securities 2006-19 Trust                    Wells Fargo     708     JD
WFMBS 2006-20   Wells Fargo Mortgage Backed Securities 2006-20 Trust                    Wells Fargo     708     JD
WFMBS 2006-A10  Wells Fargo Mortgage Backed Securities 2006-AR10 Trust                  Wells Fargo     708     JD
WFMBS 2006-Al1  Wells Fargo Mortgage Backed Securities 2006-AR11 Trust                  Wells Fargo     708     JD
WFMBS 2006-A12  Wells Fargo Mortgage Backed Securities 2006-AR12 Trust                  Wells Fargo     708     JD
WFMBS 2006-A13  Wells Fargo Mortgage Backed Securities 2006-AR13 Trust                  Wells Fargo     708     JD
WFMBS 2006-A14  Wells Fargo Mortgage Backed Securities 2006-AR14 Trust                  Wells Fargo     708     JD
WFMBS 2006-A15  Wells Fargo Mortgage Backed Securities 2006-AR15 Trust                  Wells Fargo     708     JD
WFMBS 2006-A16  Wells Fargo Mortgage Backed Securities 2006-AR16 Trust                  Wells Fargo     708     JD
WFMBS 2006-A17  Wells Fargo Mortgage Backed Securities 2006-AR17 Trust                  Wells Fargo     708     JD
WFMBS 2006-A18  Wells Fargo Mortgage Backed Securities 2006-AR18 Trust                  Wells Fargo     708     JD
WFMBS 2006-A19  Wells Fargo Mortgage Backed Securities 2006-AR19 Trust                  Wells Fargo     708     JD
WFMBS 2006-AR1  Wells Fargo Mortgage Backed Securities 2006-AR1 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR2  Wells Fargo Mortgage Backed Securities 2006-AR2 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR3  Wells Fargo Mortgage Backed Securities 2006-AR3 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR4  Wells Fargo Mortgage Backed Securities 2006-AR4 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR5  Wells Fargo Mortgage Backed Securities 2006-AR5 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR6  Wells Fargo Mortgage Backed Securities 2006-AR6 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR7  Wells Fargo Mortgage Backed Securities 2006-AR7 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR8  Wells Fargo Mortgage Backed Securitues 2006-AR8 Trust                   Wells Fargo     708     JD






EX-35 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000

March 20, 2007

Wells Fargo Asset Securities Corporation


RE: Annual Statement As To Compliance for Wells Fargo Mortgage Backed Securities 2006-AR6 Trust

Per Section 3.05 of the Pooling and Servicing Agreement, dated as of 3/30/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) an authorized officer of the Master Servicer has reviewed (or a review has been made under his or her supervision of) such party's activities under this Agreement during the prior calendar year or portion thereof and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout the prior calendar year or portion thereof or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary